Form 10-K
period 1999-12-31
NUVEEN MUNICIPAL VALUE FUND INC
filed 2000-03-30
CIK 812801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission file number 1-11123

                             THE JOHN NUVEEN COMPANY
             (Exact name of registrant as specified in its charter)

                          DELAWARE                               36-3817266
              (State or other jurisdiction of                 (I.R.S. Employer
               incorporation or organization)                Identification No.)



                      333 WEST WACKER DRIVE                        60606
                        CHICAGO, ILLINOIS                        (Zip Code)
            (Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       312-917-7700
      Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value          New York Stock Exchange
          (Title of Class)           (Name of each exchange on which registered)

         Securities registered pursuant to Section 12(g) of the Act:

         None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

         The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 22, 2000 was $238,766,000

         The number of shares of the Registrant's Common Stock outstanding at March 22, 2000, was 31,224,156 consisting of 6,782,418 shares of Class A Common Stock, $.01 par value, and 24,441,738 shares of Class B Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts II and IV of this report. Portions of Registrant's Proxy Statement relating to the annual meeting of stockholders to be held May 4, 2000 are incorporated by reference into Parts I and III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The principal businesses of The John Nuveen Company (the Company) are asset management and related research, as well as the development, marketing and distribution of investment products and services through financial advisors who serve the affluent and high-net-worth market segments. The Company distributes its investment products, including mutual funds (open-end funds), exchange-traded funds (closed-end funds), defined portfolios (unit investment trusts), and individually managed accounts through registered representatives associated with unaffiliated broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisers.

The Company's operations are organized around six subsidiaries including John Nuveen & Co. Incorporated (Nuveen Investments or John Nuveen & Co.), a registered broker and dealer in securities under the Securities Exchange Act of 1934, and five investment advisory subsidiaries registered under the Investment Advisers Act of 1940. These include Nuveen Advisory Corp. (NAC), Nuveen Institutional Advisory Corp. (NIAC), Nuveen Asset Management Inc. (NAM), Nuveen Senior Loan Asset Management, Inc. (NSLAM) and Rittenhouse Financial Services, Inc. (Rittenhouse). Nuveen Investments provides investment product distribution and related services for the Company's managed funds and defined portfolios. NAC, NIAC and NSLAM provide investment management for, and administer the business affairs of, the Nuveen managed funds. NAM and Rittenhouse provide investment management services for individual and institutional managed accounts; Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC.

The Company is headquartered in Chicago, has offices in New York, NY, Irvine, CA, Oakbrook, IL, Dayton, OH and Radnor, PA, and has sales representatives located nationally. The Company is the successor to a business formed in 1898 by Mr. John Nuveen which served as an underwriter and trader of municipal bonds. This core business was augmented in 1961 when the Company developed and introduced its first municipal defined portfolio, which is a fixed portfolio of municipal securities selected and purchased by the Company and deposited in a trust. The Company introduced its first municipal mutual fund in 1976, its first municipal money market fund in 1981, and its first municipal exchange-traded fund in 1987. The Company began providing individual managed account services to investors in early 1995 and sponsored its first equity mutual fund in 1996. The Company expanded its defined portfolio product line in mid-1997 to include portfolios with underlying assets comprised of equity and taxable fixed-income securities.

On January 2, 1997, the Company completed the acquisition of Flagship Resources Inc. (Flagship) and its wholly-owned subsidiaries, Flagship Financial Inc., a registered investment adviser under the Investment Advisers Act of 1940, and Flagship Funds Inc., a registered broker-dealer under the Securities Exchange Act of 1934. At December 31, 1996, Flagship managed over $4.2 billion in predominantly municipal mutual funds and approximately $400 million in managed accounts for individual investors. Upon the completion of the acquisition, Flagship Financial Inc. became a wholly-owned subsidiary of the Company and changed its name to Nuveen Asset Management Inc. NAM now is primarily responsible for providing private investment management services primarily through advisors to individuals and institutions with portfolios invested exclusively in municipal securities and balanced portfolios of equity and municipal securities. Flagship Funds Inc. was combined into Nuveen Investments, the Company's broker-dealer subsidiary.

On August 31, 1997, the Company completed the acquisition of all of the outstanding stock of Rittenhouse Financial Services, Inc., which specializes in managing individual equity and balanced portfolios primarily for high-net-worth individuals served by financial advisors. Rittenhouse managed approximately $9.1 billion in predominantly growth equity assets at the acquisition date.

During 1999, the Company again expanded its product line by introducing products comprised of senior secured corporate floating rate loans. On September 17, 1999, the Company completed the sale of its investment banking business to US Bancorp Piper Jaffray. In conjunction with the sale, the Company no longer underwrites and distributes municipal and corporate bonds, trades bonds in the secondary market or serves as remarketing agent for variable rate bonds.

The Company was incorporated in the State of Delaware on March 23, 1992, as a wholly-owned subsidiary of The St. Paul Companies, Inc. (St. Paul). John Nuveen & Co., the predecessor of the Company, had been a wholly-owned subsidiary of St. Paul since 1974. During 1992, St. Paul sold a portion of its ownership interest in the Company through a public offering. As of the date of this report, St. Paul owns approximately 78% of the outstanding voting securities of the Company.

The following series of tables, including Gross Sales of Investment Products, Net Flows, and Net Assets Under Management provide data which should be helpful in understanding the Company's investment products and should be referred to while reading the separate product discussions which follow the tables.

GROSS SALES OF INVESTMENT PRODUCTS

The following table summarizes gross sales for the Company's products for the past three years, including managed assets and defined portfolios:


                       GROSS SALES OF INVESTMENT PRODUCTS
                                 (IN THOUSANDS)

                                                      Year Ended December 31,
                                              ---------------------------------------
                                                 1999          1998          1997
                                              ---------------------------------------
Managed Accounts:
 Municipal                                    $ 1,245,633   $   878,768   $   488,349
 Equity and Balanced(1)                         5,855,418     4,513,960       704,555
                                              ---------------------------------------
      Total                                     7,101,051     5,392,728     1,192,904

Mutual Funds:
  Municipal                                     1,081,513     1,005,800       600,240
  Equity and Income                               453,141       547,430       350,377
                                              ---------------------------------------
      Total                                     1,534,654     1,553,230       950,617

Exchange-Traded Funds                           2,770,328          --         125,000

                                              ---------------------------------------
Total Managed Assets                           11,406,033     6,945,958     2,268,521

Defined Portfolios (par value):
  Primary - Municipal                             512,198       399,596       555,743
  Primary - Equity and Taxable Fixed-Income     2,027,702       315,960        82,352
  Secondary                                       119,928        93,408       118,944
                                              ---------------------------------------
      Total Defined Portfolio Sales             2,659,828       808,964       757,039

                                              ---------------------------------------
Total Sales                                   $14,065,861   $ 7,754,922   $ 3,025,560
                                              =======================================

(1) The 1997 period includes sales of Rittenhouse accounts for only the last four months of the year.

NET FLOWS OF INVESTMENT PRODUCTS

The following table summarizes net flows (equal to sales, reinvestments and exchanges less redemptions) for the Company's products for the past three years:


                                    NET FLOWS
                                 (IN THOUSANDS)

                                                 Year Ended December 31,
                                      ------------------------------------------
                                         1999            1998            1997
                                      ------------------------------------------
Managed Accounts:
 Municipal                            $  736,067      $  666,443      $  361,524
 Equity and Balanced(1)                3,129,308       3,151,304         359,803
                                      ------------------------------------------
      Total                            3,865,375       3,817,747         721,327

Mutual Funds:
  Municipal                               12,107         581,893          13,991
  Equity and Income                      265,895         458,126         340,789
                                      ------------------------------------------
      Total                              278,002       1,040,019         354,780

Exchange-Traded Funds                  2,841,907          86,456         191,064

                                      ------------------------------------------
Total Managed Assets                   6,985,284       4,944,222       1,267,171

Defined Portfolios                     2,659,828         808,964         757,039

                                      ------------------------------------------
Total                                 $9,645,112      $5,753,186      $2,024,210
                                      ==========================================

(1) The 1997 period includes net flows for Rittenhouse accounts for only the last four months of the year.

NET ASSETS UNDER MANAGEMENT

The following table shows net assets managed by the Company at December 31 for each of the past three years. Defined portfolio assets under surveillance are not included in net assets under management since the portfolios are not actively managed and generally generate upfront distribution revenues rather than ongoing advisory fees.


                           NET ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                          December 31,
                                               ---------------------------------
                                                1999         1998         1997
                                               ---------------------------------
Managed Accounts                               $20,895      $16,337      $11,622
Mutual Funds - Municipal                         9,493       10,385        9,753
Mutual Funds - Equity and Income                 1,913        1,498        1,132
Money Market Funds                                 637          824          970
Exchange-Traded Funds                           26,846       26,223       26,117
                                               ---------------------------------
Total Managed Assets                           $59,784      $55,267      $49,594
                                               =================================

PRODUCT DISCUSSIONS

MANAGED ASSETS

OVERVIEW
As of December 31, 1999, the Company offered 41 equity, balanced, taxable fixed-income, senior loan and municipal mutual funds. These funds are actively managed and continuously offer to sell their shares at prices based on the daily net asset values of their portfolios. Daily redemption at net asset value is offered by 40 of the funds, with one (organized as a closed-end "interval" fund) offering quarterly redemption. The investment objectives and asset mixes of the mutual funds vary; however, most are managed with a view towards tax efficient results for the investor.

The Company offers 31 national and state-specific municipal mutual funds that invest substantially all of their assets in diversified portfolios of limited-term, intermediate-term or long-term municipal bonds. The Company introduced one new municipal mutual fund in 1999, the High Yield Municipal Bond Fund.

The Company offers 9 mutual funds that invest exclusively in U.S. equities, international equities, or taxable fixed-income securities, or in portfolios combining equity, taxable fixed-income and/or municipal securities. During 1999, the Company seeded two new equity funds, the Nuveen Innovation Fund, which invests predominately in stocks of companies that utilize innovative technologies to gain a strategic competitive advantage in their industries, and the Nuveen International Growth Fund, which invests in growth stocks of companies domiciled in countries other than the United States. These two new equity funds are sub-advised by Columbus Circle Investors (CCI).

During 1999, the Company also launched the Nuveen Floating Rate Fund, an interval fund that invests in senior secured floating and adjustable rate loans made by commercial banks, investment banks, finance companies and other lenders to commercial and industrial borrowers.

The Company sponsors 60 exchange-traded funds that are actively managed, 59 of these funds invest exclusively in municipal securities while the remaining fund invests in senior loans. These funds do not continually offer to sell and redeem their shares. Rather, daily liquidity is provided by the ability to trade the shares of these funds on the New York or American Stock Exchanges, at prices that may be above or below the shares' net asset values. The municipal exchange-traded funds include insured and uninsured national and single-state funds. Most of the exchange-traded funds have a "leveraged" capital structure; these funds raised assets through the issuance of both common and preferred stock offerings. The dividends paid to preferred shareholders are based on short-term tax-free interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term municipal securities. If the preferred stock dividend rate were to exceed the net rate of return earned by a fund's investment portfolio for an extended period, the exchange-traded fund's Board of Directors may consider redeeming the outstanding preferred stock. In addition, the Fund Board may consider converting a fund from its exchange-traded status into an open-end fund if the fund persistently trades on the stock exchange at deep discounts to its net asset value per share. Either of these situations may negatively affect total assets under management.

While most of the exchange-traded funds have perpetual lives, five funds (referred to as portfolios) representing approximately $836 million in assets have a finite life and provide for a liquidating distribution of assets to investors upon reaching fixed termination dates, beginning in the year 2017.

The relative attractiveness of the Company's mutual funds and exchange-traded funds to investors depends upon many factors, including current and expected market conditions, the performance histories of the funds, their current yields and the availability of viable alternatives.

The Company, through its Rittenhouse and NAM subsidiaries, also provides private account investment management services for individuals and institutions. The Company refers to these products as managed accounts. At December 31, 1999, 89% of these assets under management were managed by Rittenhouse.

Rittenhouse follows a growth stock strategy that centers generally on identifying large capitalization companies that are financially strong, are global leaders in their industries and generally have demonstrated consistent and predictable above-average growth in earnings and, if applicable, in dividends. NAM concentrates on the research, selection, and management of municipal bond and a small number of equity portfolios. Rittenhouse manages accounts on both a discretionary and non-discretionary basis, while NAM accounts are managed on a discretionary basis.

The assets under management of mutual funds, exchange-traded funds and managed accounts are affected by changes in the market values of these assets. Changing market conditions may cause positive or negative shifts in valuation, and subsequently in the advisory fees earned from these assets.

The Company also sponsors five money market funds. These funds seek to maintain a stable net asset value of $1.00 per share. In the past some money market fund managers, including the Company, have voluntarily, and at their own expense, taken action to protect the value of fund assets when portfolio bond credit or related financial guarantees have deteriorated. These actions may include purchasing securities from the fund portfolio at par and arranging for supplemental credit and liquidity enhancements in order to preserve the value of the fund's investment. Although the Company is under no obligation to do so, circumstances may arise in the future in which the Company may decide to take similar action; such action could involve substantial expense to the Company.


ADVISORY FEES
NAC, NIAC, NSLAM and Rittenhouse provide investment management services to the funds, accounts and portfolios pursuant to investment management agreements. With respect to mutual funds, the Company receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income. With respect to managed accounts, Rittenhouse and NAM generally receive fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the last calendar day of a quarter, or on the average asset value for the period.

Institutional Capital Corporation (ICAP) and CCI perform portfolio management services on behalf of six of the equity mutual funds pursuant to sub-advisory agreements with NIAC. Rittenhouse, a subsidiary of the Company, performs portfolio management services for one of the equity mutual funds pursuant to a sub-advisory agreement with NIAC.

Advisory fees earned on managed assets for each of the past three years are shown in the following table:

                    MANAGED ASSETS -INVESTMENT ADVISORY FEES
                                 (IN THOUSANDS)


                                                   Year Ended December 31,
                                            -----------------------------------
                                               1999          1998       1997
                                            -----------------------------------
Managed Accounts advisory fees (1)          $  81,627       57,939    $  15,634

Mutual fund advisory fees                      59,768       56,919       51,562
Less:  reimbursed expenses                     (2,658)      (5,068)      (5,753)
                                            -----------------------------------
    Net advisory fees                          57,110       51,851       45,809

Money market fund advisory fees                 3,091        3,804        4,317
  Less:  reimbursed expenses                     (740)        (373)        (516)
                                            -----------------------------------
    Net advisory fees                           2,351        3,431        3,801

Exchange-traded fund advisory fees            161,112      159,638      156,392

                                            -----------------------------------
       Total                                $ 302,200    $ 272,859    $ 221,636
                                            ===================================


(1) The 1997 period includes fees on Rittenhouse accounts for only the last four months of the year

The Company's advisory fee schedules currently provide for maximum annual fees ranging from .45% to .60% in the case of the municipal mutual funds and .50% to 1.05% in the case of the equity and taxable income mutual funds. Maximum fees in the case of the exchange-traded funds currently range from .50% to .65% of total net assets, except with respect to the five finite-life portfolios. The investment management agreements for the finite-life portfolios provide for annual advisory fees ranging from .25% to .30%. Additionally, for the three Dividend Advantage Municipal funds offered in 1999, the investment management agreement specifies that for the first five years the Company will waive management fees or reimburse other expenses in an amount equal to .30% so that the total net management fees do not exceed .35% of total fund net assets (including preferred share assets). The advisory fees for the money market funds range from .40% to .50% of net asset value annually. In each case, the management fee schedules provide for reductions in the fee rate at increased asset levels. For the individually managed accounts, fees are negotiated and are based primarily on asset size, portfolio complexity and individual needs. These fees can range from .20% to 1.00% of net asset value annually.

The Company pays both ICAP and CCI a portfolio advisory fee for sub-advisory services. The ICAP sub-advisory fee is based on the aggregate amount of average daily net assets in the four funds they sub-advise plus a supplemental fee for the assets they manage in the Nuveen European Value Fund. The CCI sub-advisory fee is based on the aggregate amount of average daily net assets in the two funds they sub-advise. Both fee schedules provide for rate declines when specified asset levels are reached.

INVESTMENT MANAGEMENT AGREEMENTS
Each managed fund has entered into an investment management agreement with NAC, NIAC or NSLAM (each, an Adviser). Although the specific terms of each agreement vary, the basic terms are similar. Pursuant to the agreements, the Adviser provides overall management services to each of the funds, subject to the supervision of each fund's Board of Directors and in accordance with each fund's investment objectives and policies. The investment management agreements are approved initially by fund shareholders and their continuance must be approved annually by the directors of the respective funds, including a majority of the directors who are not "interested persons" of the Adviser, as defined in the Investment Company Act. Amendments to such agreements typically must be approved by fund shareholders. Each agreement may be terminated without penalty by either party upon 60 days written notice, and terminates automatically upon its assignment (as defined in the Investment Company Act). Such an "assignment" will take place in the event of a change in control of the Adviser. Under the Investment Company Act, a change in control of the Adviser would be deemed to occur in the event of certain changes in the ownership of the Company's voting stock. The termination of all or a portion of the investment management agreements, for any reason, could have a material adverse effect on the Company's business and results of operations.

Each fund bears all expenses associated with its operations, including the costs associated with the issuance and redemption of securities, where applicable. The fund does not bear compensation expenses of directors and officers of the fund who are employed by the Company or its subsidiaries. Some investment management agreements provide that, to the extent certain enumerated expenses exceed a specified percentage of a fund's or a portfolio's average net assets for a given year, the Adviser will absorb such excess through a reduction in the management fee and, if necessary, pay such expenses so that the year-to-date net expense will not exceed the specified percentage. In addition, the Company may voluntarily waive all or a portion of its advisory fee from a fund, and/or reimburse expenses, for competitive reasons. Reimbursed expenses for mutual funds and money market funds, including voluntary waivers, totaled $3.4 million during the year ended December 31, 1999. The Company expects to continue voluntary waivers in order to keep their products competitive. The amount of such waivers may be more or less than historical amounts.

Services provided by Rittenhouse and NAM to each of the individual accounts are also governed by management contracts, which are customized to suit a particular account. A majority of these contracts and of Rittenhouse and NAM's assets under management involve investment management services provided to clients who are participants in "wrap fee" programs sponsored by unaffiliated investment advisers or broker dealers. Such agreements, and the other investment agreements to which Rittenhouse and NAM are parties, generally provide that they are terminable without penalty upon written notice by either party within any specified period. Under the provisions of the Investment Advisers Act of 1940 such investment management agreements may not be assigned to another manager without the client's consent. The term "assignment" is broadly defined under this Act to include any direct or indirect transfer of the contract or of a controlling block of the adviser's stock by a security holder.

PORTFOLIO MANAGEMENT AND RESEARCH
Each Adviser is responsible for the execution of the investment policies of the various funds or managed accounts it advises. Investment decisions for each fund or account are made by the portfolio manager responsible for the fund or managed account. The Company has traditionally had a very low employment turnover rate for its portfolio managers. The majority of the Company's portfolio managers, as well as those employed by the sub-advisers, have devoted most of their professional careers to the analysis, selection and surveillance of the types of securities held in the funds or accounts they manage.

OVERVIEW OF DISTRIBUTION AND RELATIONSHIPS WITH DISTRIBUTORS
Comments in this distribution overview section apply not only to managed assets but also to defined portfolios. This information will not be repeated and should be kept in mind while reading the defined portfolio discussion.

The Company markets its investment products, including mutual funds, exchange-traded funds, managed accounts and defined portfolios, through registered representatives associated with unaffiliated national and regional broker-dealers, commercial banks and thrifts, broker-dealer affiliates of insurance agencies and independent insurance dealers, financial planners, accountants, and tax consultants (retail distribution firms). The Company's distribution strategy is to maximize the liquidity and distribution potential of its investment products by maintaining strong relationships with a broad array of registered representatives. The Company has well-established relationships with registered representatives in retail distribution firms throughout the country. These registered representatives participate to varying degrees in the Company's marketing programs, depending upon: their interests in distributing investments provided by the Company; their perceptions of the relative attractiveness of the Company's managed funds, managed accounts and defined portfolios; the profiles of their customers and their clients' needs; and the conditions prevalent in financial markets. Registered representatives may reduce or eliminate their involvement in marketing the Company's products at any time, or may elect to emphasize the investment products of competing sponsors, or the proprietary products of their own firms. Registered representatives may receive compensation incentives to sell their firm's investment products or may choose to recommend to their customers investment products sponsored by firms other than the Company. This decision may be based on such considerations as investment performance, types and amount of distribution compensation, sales assistance and administrative service payments and level and quality of customer service. In addition, a registered representative's ability to distribute the Company's mutual funds is subject to the continuation of a selling agreement between the firm with which the representative is affiliated and the Company. A selling agreement does not obligate the retail distribution firm to sell any specific amount of products and is typically terminable by either party upon 60 days notice. Redeemable managed assets held in accounts at Merrill Lynch produced 14% of consolidated revenue in 1999.

The Company employs a force of sales professionals and internal sales assistants who work closely with individual registered representatives to help them develop their businesses. The Company's sales professionals regularly visit the firms who distribute the Company's products to provide product information, explain new products, services and programs as well as discuss ideas in response to particular investor needs.

DISTRIBUTION REVENUE
All of the Company's mutual funds have adopted a Flexible Sales Charge Program which provides investors with alternative ways of purchasing fund shares based upon their individual needs and preferences.

Class A shares may be purchased at a price equal to the fund's net asset value plus an up-front sales charge ranging from 2.5% of the public offering price for limited-term municipal funds to 5.75% for equity. At the maximum sales charge level, approximately 90% to 95% of the sales charge is typically reallowed as concessions to retail distribution firms. From time to time, the Company may reallow all of the sales charge to retail distribution firms or waive the sales charge and advance a sales commission to such firms in connection with marketing programs or special promotions. Additionally, purchases of Class A shares which equal or exceed $1 million may be made without an up-front sales charge, but are subject to a Contingent Deferred Sales Charge (CDSC) ranging from .75% to 1% for shares redeemed within 18 months. In order to compensate retail distribution firms for Class A share sales which are $1 million or greater, the Company advances a sales commission ranging from .50% to 1% at the time of sale. Class A shares are also subject to an annual Rule 12b-1 service fee of between .20% and
 .25% of assets, which is
used to compensate securities dealers for providing ongoing financial advice and other services to investors.

Class B shares may be purchased at a price equal to the fund's net asset value without an up-front sales charge. Class B shares are subject to an annual Rule 12b-1 distribution fee of .75% of assets to compensate the Company for costs incurred in connection with the sale of such shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets for the ongoing services of securities dealers and a CDSC, which declines from 5% to 1%, for shares redeemed within a period of 5 or 6 years. The Company compensates retail distribution firms for sales of Class B shares at the time of sale at the rate of 4% of the amount of Class B shares sold, which represents a sales commission plus an advance of the first year's annual Rule 12b-1 service fee. Class B shares convert to Class A shares after they are held for eight years.

Class C shares may be purchased without an up-front sales charge at a price equal to the fund's net asset value. However, these shares are subject to an annual Rule 12b-1 distribution fee of .75% of assets designed to compensate securities dealers over time for the sale of the fund shares, an annual Rule 12b-1 service fee of between .20% and .25% of assets used to compensate securities dealers for providing continuing financial advice and other services and a 1% CDSC for shares redeemed within 12 months of purchase. In addition, the Company advances a 1% sales commission to retail distribution firms at the time of sale and in return, receives the first year's Rule 12b-1 distribution fee and Rule 12b-1 service fee.

Class R shares are available for purchase at a price equal to the fund's net asset value with no ongoing fees or CDSCs. These shares are available primarily to clients of fee-based advisers, wrap programs and others under certain limited circumstances.

Shares of the money market funds are sold to the public without sales charges (except for the Nuveen Money Market Fund, a taxable fund that issues class A, B, C, and R shares as described above). However, each money market fund (except the Nuveen Institutional Tax-Exempt Money Market Fund, which is marketed primarily to institutions) pays a Rule 12b-1 fee to distributors of the fund's shares to compensate for costs associated with the administrative services they perform.

The markets for mutual funds (including money market funds) are highly competitive, with many participating sponsors. Based upon the information available, the Company believes that it had less than a 5% share of the market with respect to net sales of mutual funds and money market funds in each of the last three years.

Common shares of the exchange-traded funds are initially sold to the public in offerings that are underwritten by a syndication group. During the year ended December 31, 1999, there were four new offerings issued.

Sales of managed accounts do not impact the Company's distribution revenue since there are no transaction-based revenues associated with these products.

DEFINED PORTFOLIOS

OVERVIEW
The Company is a major sponsor of defined portfolios. Each defined portfolio consists of a fixed portfolio of securities selected and purchased by the Company and deposited in a trust. The trustee of the portfolio is not affiliated with the Company. Units of undivided beneficial interest in the portfolio are sold to investors at a price equal to the per unit market price of the securities deposited in the trust plus a sales charge. Defined portfolios are not actively managed after the initial deposit. However, certain equity and taxable fixed-income portfolios may add securities in proportionate amounts of the same securities already held in order to accommodate additional inflows. New securities are not added to municipal defined portfolios after the date of deposit, and may be exchanged or substituted only under extremely limited circumstances.

Securities from the portfolios can only be sold pursuant to the Company's monitoring program or for the purpose of raising cash to pay for units that have been redeemed. The proceeds of any security sales must be distributed to unit holders.

The Company created and introduced its first municipal bond defined portfolio in 1961, and now sponsors nationally diversified and single-state portfolios, uninsured portfolios, portfolios whose bonds are insured by a third party, and portfolios of varying average maturities. At December 31, 1999, the Company had 2,911 municipal trusts outstanding with an aggregate market value of $8.3 billion.

In May of 1997, the Company expanded its defined portfolio product line to include equity and taxable fixed-income defined portfolios. The Company presently offers portfolios that invest in a wide range of equity sector, index and thematic portfolios as well as corporate debt and treasury securities. The equity sector portfolios contributed substantially to the Company's sales in 1999, with particularly strong sales in sectors such as communications, semi-conductors, bandwidth and other "new economy" sectors. The corporate debt trusts invest in a portfolio consisting primarily of investment grade corporate debt obligations and zero coupon U.S. Treasury Obligations. The treasury trusts invest in a laddered portfolio of short and intermediate-term U.S. Treasury Obligations. At December 31, 1999, the Company had approximately 130 equity and taxable fixed-income trusts outstanding with an aggregate market value of $2.6 billion.

DISTRIBUTION REVENUE
Units of the Company's defined portfolios are sold to the public through financial advisers. For these sales, the Company earns a sales charge based on the public offering price of the units sold. The Company's distribution revenues include the sales charge, less an applicable concession to the distributor firm through which the units were placed. For certain equity trusts, the Company receives a deferred sales charge over a period of months following the initial sale date.

The typical sales charge for defined portfolios ranges from 1.75% to 4.9% of the public offering price (1.78% to 5.15% of the net amount invested), with reduced sales charges at various sales breakpoints. At the maximum sales charge level, the dealer concession ranges from 1.0% to 3.5% of the amount invested.

The Company maintains a secondary market for some of the defined portfolios it sponsors. For transactions in the secondary market, the Company earns a sales charge less a concession reallowed to dealers. The Company, like any other unitholder, can also tender units it holds to the defined portfolio trustee for redemption at their redemption value. The sales charges for fixed income defined portfolios in the secondary market are established based on the number of years remaining to maturity for each bond in the defined portfolio.

The following table shows the Company's defined portfolio distribution revenues during each of the last three years:

                     DEFINED PORTFOLIO DISTRIBUTION REVENUES
                                 (IN THOUSANDS)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     ---------------------------
Distribution Revenues:
  Primary - Municipal                                $ 6,800   $ 5,073   $ 7,192
  Primary - Equity and Taxable Fixed-Income           14,491     1,682       496
  Secondary                                            1,554     1,294     1,701
                                                     ---------------------------
      Total                                          $22,845   $ 8,049   $ 9,389
                                                     ===========================

The Company also realizes profits or incurs losses when the market price of securities deposited in a trust exceeds or is less than the original cost of the securities. After the date of deposit, the Company is the holder of all units of the particular trust series and will realize profit or incur loss depending on whether the public offering price increases or decreases before the units are sold. The Company attempts to manage its exposure to interest rate fluctuations on the securities held for deposit and on defined portfolio inventory by, among other practices, coordinating inventory levels to the rate of sale of various types of trusts and hedging through the use of futures contracts.

The market for the sale of defined portfolios is relatively concentrated, with only a few sponsors accounting for a majority of total sales. Based upon the information available, the Company believes it has been one of the market share leaders in municipal defined portfolio sales in each of the last three years. The Company entered the equity and taxable fixed-income defined portfolio market in 1997 and believes that its sales of these products accounted for less than a 5% share of this market in the last three years based on the information available.

INVESTMENT BANKING

Prior to the sale of the investment banking business, John Nuveen & Co. underwrote and distributed municipal and corporate bonds, traded bonds in the secondary market and served as remarketing agent for variable rate bonds. The majority of the underwritings were for government and not-for-profit entities and substantially all of its sales were to institutional investors including casualty insurance companies, managed municipal bond funds, sponsors of defined portfolios (including the Company), bank portfolios, trust departments and other dealers. In addition, the investment banking business did, on occasion, act as financial adviser and/or broker to municipal or other not-for-profit issuers with respect to transactions in interest rate swaps, forward transactions or other investment agreements.

The principal sources of revenue for the investment banking business included underwriting revenues and management fees derived from negotiated and competitive bond underwritings, financial advisory fees, remarketing agent fees, and profits from other principal transactions including secondary market trading and furnishing investment securities to investment banking clients incidental to their bond financing transactions.

The following table shows net underwriting revenues, financial advisory fees and remarketing fees for each of the last three years:

                           INVESTMENT BANKING REVENUES
                                 (IN THOUSANDS)

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1999        1998         1997
                                               ---------------------------------
Net Underwriting Revenues                      $ 3,563      $ 7,704      $ 7,229
Merger and Acquisition and Other
   Financial Advisory Fees                       1,632        3,378        4,206
Remarketing Fees                                 1,018        1,885        1,974
                                               ---------------------------------
Total                                          $ 6,213      $12,967      $13,409
                                               =================================


Note:  Investment banking business was sold September 17, 1999


GENERAL BUSINESS DISCUSSIONS

ADVERTISING AND PROMOTION

The Company provides individual registered representatives with daily prices, weekly, monthly and quarterly sales bulletins, monthly product statistical and performance updates, product education programs, product training seminars, and promotional programs coordinated with its advertising campaigns. In addition, the Company regularly coordinates its marketing and promotional efforts with individual registered representatives. The Company also augments its marketing efforts through magazine, newspaper and television advertising, targeted direct mail and telemarketing sales programs and sponsorship of certain sports and civic activities.

INVENTORY POSITIONS

The Company regularly purchases and holds for resale municipal securities and defined portfolio units. Inventory positions are recorded at market value and unrealized gains and losses are reported in the Company's operating results. The level of inventory maintained by the Company will fluctuate daily and is dependent upon the need to maintain municipal inventory for future defined portfolios, and the need to maintain defined portfolio inventory to support ongoing sales.

The market value of the Company's inventory at December 31 for each of the last three years and the average daily inventory balances outstanding during each year are set forth below:


                                    INVENTORY
                                 (IN THOUSANDS)

                                                          Average Daily Inventory,
                          Inventory, at market value           at par value
                                on December 31          for year ended December 31,
                          ---------------------------   ---------------------------
                            1999      1998      1997     1999      1998      1997
                          ---------------------------   ---------------------------
Defined Portfolios        $44,263   $37,447   $31,926   $23,616   $27,127   $35,253
                          ===========================   ===========================
Securities Held for:
     Deposit in Defined
       Portfolios         $   579   $   210   $    30   $ 3,086   $ 2,691   $ 2,776
     Resale                  --       2,420       542     3,774     4,491     2,086
                          ---------------------------   ---------------------------
Total Securities Held     $   579   $ 2,630   $   572   $ 6,860   $ 7,182   $ 4,862
                          ===========================   ===========================


EMPLOYEES

At December 31, 1999, the Company had 640 full-time employees. Employees are compensated with a combination of salary, cash bonus and fringe benefits. In addition, the Company has sought to retain its key and senior employees through competitive compensation arrangements which include equity-based incentive awards.

COMPETITION

The Company is subject to substantial competition in all aspects of its business. The registered representatives that distribute the Company's investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Investment products are sold to the public by broker-dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than the Company. In addition, rapid growth in internet-based investing and trading activity and financial advisory services offered through electronic means is significantly altering the landscape in which the Company's distributors compete and the economics of many of the products and services they offer. The effect that these continuing changes in the brokerage and investment management industries will have on the Company and its competitors cannot be predicted. The Company competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

REGULATORY

John Nuveen & Co. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the Commission), the NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations. John Nuveen & Co. is subject to the Commission's Uniform Net Capital Rule, designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule may limit the ability of the Company to make withdrawals of capital and receive dividends from John Nuveen & Co. John Nuveen & Co.'s. regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1999, John Nuveen & Co. had aggregate net capital, as defined, of approximately $17.0 million, which exceeded the regulatory minimum by approximately $10.9 million. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each Adviser is registered with the Commission under the Investment Advisers Act. Each fund and defined portfolio is registered with the Commission under the Investment Company Act. Each national fund is qualified for sale (or not required to be so qualified) in all states in the United States and the District of Columbia. Each single-state fund is qualified for sale (or not required to be so qualified) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment management business for specified periods of time, the revocation of the Advisers' registrations as investment advisers or other censures and fines.

The Company's officers, directors, and employees may, from time to time, own securities which are also held by one or more of the funds. The Company's internal policies with respect to individual investments require prior clearance of all transactions in exchange-traded fund securities and securities of the Company. The Company also requires employees to report all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest. Additionally, employees of Rittenhouse are subject to their own internal policies with respect to the pre-clearance of the purchase or sale of securities held in investor accounts.


ITEM 2.  PROPERTIES

The Company conducts its principal operations through leased offices located at its Chicago headquarters and in other United States cities. The Company leases approximately 255,000 square feet of office space across the country. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported most recently in the Form 10-Q for the quarter ending March 31, 1999, a lawsuit brought in June, 1996 by certain shareholders is currently pending in federal district court for the Northern District of Illinois against John Nuveen & Co., Nuveen Advisory, six Nuveen investment companies and two of the Funds' former directors seeking unspecified damages, an injunction and other relief. The suit also seeks certification of a defendant class consisting of all Nuveen-managed leveraged funds. The complaint is filed on behalf of a purported class of present and former shareholders of all Nuveen leveraged investment companies, including the Funds, which allegedly engaged in certain practices which plaintiffs allege violated various provisions of the Investment Company Act of 1940 and common law. Plaintiffs allege among other things, breaches of fiduciary duty and various misrepresentations and omissions in disclosures in connection with the use and maintenance of leverage through the issuance and periodic auctioning of preferred stock and the payment of management and brokerage fees to Nuveen Advisory and John Nuveen & Co. A similar complaint was filed by the Plaintiffs against another major leveraged-fund sponsor and adviser. The Plaintiffs filed a motion to certify a plaintiff class (which would include current and former shareholders of all Nuveen leveraged closed-end funds). On March 30, 1999, the court entered a memorandum opinion and order granting the Defendants' motion to dismiss four of the Plaintiffs' counts; denying the Defendants' motion to dismiss the remaining count (breach of fiduciary duty under Sections 36(b) of the Investment Company Act of 1940) as to Nuveen Advisory, and granting the same motion as to the remaining Defendants; and denying the Plaintiffs' motion to certify a plaintiff class and a defendant class. The remaining Defendant will continue to vigorously contest this action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of December 31, 1999, are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors. Unless otherwise indicated in the following descriptions, each of the following executive officers and other key officers have held his or her current position with the Company or its predecessor for more than the past five years.

Executive Officers             Age     Principal Position
------------------             ---     ------------------
Timothy R. Schwertfeger        50      Chairman, Chief Executive Officer and Director
John P. Amboian                38      President and Director
Richard D. Hughes              42      President of Rittenhouse Financial Services, Inc.
William Adams IV               44      Executive Vice President, Structured Investments
Mark T. McGannon               40      Executive Vice President, Mutual Funds
Alan G. Berkshire              39      Senior Vice President and General Counsel
Margaret E. Wilson             44      Senior Vice President, Finance

All executive officers of the Company are elected for a one-year term. There are no family relationships between any of the Registrant's executive officers, key officers and directors, and there are no arrangements or understandings between any of these executive officers and any other persons pursuant to which the executive officer was selected.

Descriptions of the business experience for the past five years of Messrs. Schwertfeger and Amboian appear on page 6 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held on May 4, 2000 (the "2000 Proxy Statement") and are incorporated herein by reference.

Mr. Hughes has been Vice President of the Company since May 1999. He joined John Nuveen & Co. Incorporated in September 1997. In May 1998, Mr. Hughes was elected Vice President, Branch Manager and Principal for John Nuveen & Co. Incorporated and Chief Operating Officer, President and Director of Nuveen Asset Management Inc. Mr. Hughes has served as President and Director of Rittenhouse Financial Services, Inc. since December 1989 and has continued in such position since the acquisition of Rittenhouse in September 1997.

Mr. Adams has been Executive Vice President, Structured Investments since December of 1999. Prior thereto, Mr. Adams was Vice President and Manager of Nuveen Exchange Traded Funds and Defined Portfolio Manager effective September 1997 and Vice President and Manager, Corporate Marketing and Financial Institution Group effective August 1994.

Mr. McGannon has been Executive Vice President, Mutual Funds since December of 1999. He joined John Nuveen & Co. Incorporated as Vice President, Mutual Funds in January of 1999. Prior thereto, Mr. McGannon served as Senior Vice President and Director of Marketing at Van Kampen Investments and was previously Van Kampen's National Sales Manager.

Mr. Berkshire has been Secretary of the Company since May 1998; Senior Vice President, Investment Company Administration and General Counsel of the Company since April 1999. He joined John Nuveen & Co. Incorporated in September 1997 as Vice President and General Counsel. Prior thereto he was a Partner at the law firm of Kirkland & Ellis since October 1992.

Mrs. Wilson has been Senior Vice President, Finance since April of 1999. She joined John Nuveen & Co. Incorporated as Vice President and Controller in February 1998. Prior thereto, Mrs. Wilson was Chief Financial Officer at Sara Lee Bakery, a division of Sara Lee Corporation, from November 1996 until February 1998 and a Controller with Kraft Foods from September 1991 until November 1996.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1999, there were approximately 4,300 shareholders of record of the Company's Class A common stock. Other information required by this item is contained in footnote 11 on page 34 of the Registrant's 1999 Annual Report to Shareholders (the 1999 Annual Report) and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The "Five Year Financial Summary" section on page 36 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 16 through 21 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Market Risk" section on page 21 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data on pages 22 through 34 of the 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The "Nominees for Directors" subsection and the "Nominees for Class B Directors" subsection in the "Election of Directors" section on pages 6 through 8 of the 2000 Proxy Statement and the "Compliance with section 16(a) of the Securities Exchange Act of 1934" subsection of the Beneficial Ownership of Common Stock" section on pages 2, 3 and 6 of the 2000 Proxy Statement, are incorporated herein by reference. Information regarding the Registrant's executive officers is included in this Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The "Executive Compensation", "Retirement Plans" and "Employment Agreements" sections on pages 10 through 14, and the "Compensation of Directors" subsection in the "Election of Directors" section on page 9 of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The "Beneficial Ownership of the Company's Stock" section on pages 2 through 5 of the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The "Certain Relationships" section on pages 15 through 18 of the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS. The following documents are filed as part of this report:

                                                                                                  Page
         1.         Financial Statements:                                                        Number
                    --------------------                                                         ------
                  Consolidated Balance Sheets - December 31, 1999 and 1998                           *

                  Consolidated Statements of Income - Years ended
                  December 31, 1999, 1998 and 1997                                                   *

                  Consolidated Statements of Changes in Common Stockholders' Equity -
                  December 31, 1999, 1998 and 1997                                                   *

                  Consolidated Statements of Cash Flows - Years ended
                  December 31, 1999, 1998 and 1997                                                   *

                  Notes to Consolidated Financial Statements                                         *

                  ----------------------
                  * Incorporated by reference to the 1999 Annual Report, which, except as specifically incorporated by reference in this Form 10-K, shall not be deemed to be filed with the Commission.

         2.       Financial Statement Schedules:   None

                  All schedules are omitted because they are not required, are not applicable or the information is otherwise shown in the financial statements or notes thereto.

3.       Exhibits:
         --------

                  See Exhibit Index on pages E-1 through E-4 hereof.

         The following management contracts and compensatory plans and arrangements have been filed as Exhibits are as follows:


         Exhibit
         Designation                           Exhibit
         -----------                           -------
         10.1                  Nuveen 1992 Special Incentive Plan

         10.1(b)               Amended and Restated Nuveen 1996
                               Equity Incentive Award Plan

         10.2(a)               Form of Employment Agreement with
                               Bruce P. Bedford

         10.2(b)               Form of Employment Agreement with
                               Richard D. Hughes

         10.2(c)               Form of Employment Agreement with
                               George W. Connell

         10.2(c)(i)            Amendment No. 1 to Employment Agreement
                               with George W. Connell

         10.2(d)               Description of terms of Employment with
                               Mark T. McGannon

         10.2(e)               Form of Employment Agreement
                               and Exhibit A, Consulting Arrangement
                               with Richard P. Davis

         10.3(b)               Nuveen 1999 Executive Officer Performance
                               Plan

         10.4                  Amended and Restated Profit Sharing
                               Plan


         Exhibit
         Designation                           Exhibit
         -----------                           -------
         10.4(a)               Amended and Restated Rittenhouse
                               Financial Services, Inc. 1997 Equity
                               Incentive Award Plan

         10.5                  Amended and Restated Retirement Plan

         10.6                  Excess Benefit Retirement Plan


         10.7(a)                The John Nuveen Company Deferred Bonus Plan


         (b)    REPORTS ON FORM 8-K.

                    None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2000.

                                 THE JOHN NUVEEN COMPANY




                                 By   /s/ Margaret E. Wilson
                                     -----------------------------
                                     Margaret E. Wilson
                                     Senior Vice President, Finance
                                     Principal Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2000.

             Signature                                        Title
             ---------                                        -----
                                               Chairman, Chief Executive Officer and
                 *                             Director (Principal Executive Officer)
----------------------------------
      Timothy R. Schwertfeger

                                                          President, and
                 *                                            Director
----------------------------------
          John P. Amboian


                 *                                            Director
----------------------------------
          Willard L. Boyd


                 *                                            Director
----------------------------------
          W. John Driscoll



                 *                                            Director
----------------------------------
        Duane R. Kullberg


                 *                                            Director
----------------------------------
      Douglas W. Leatherdale


                 *                                            Director
----------------------------------
         Paul J. Liska



----------------------------------
        Margaret E. Wilson                      Senior Vice President, Finance
                                            (Principal Financial and Accounting Officer)

*By
   -------------------------------
          Alan G. Berkshire
     As Attorney-in-Fact for each
      of the persons indicated

26                                  EXHIBIT INDEX
                                       to
                           ANNUAL REPORT ON FORM 10-K
                                     for the
                       FISCAL YEAR ENDED DECEMBER 31, 1999

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Commission as exhibits to registration statements or reports filed with the Commission and are incorporated herein by reference and made a part hereof; the exhibit number and location of each document so filed and incorporated herein by reference are set forth opposite each such exhibit. Exhibits not so identified are filed herewith.

                                                                                                 Page No. of
                                                                                                  Exhibit in
                                                                                                  Sequential
Exhibit                                                                 Exhibit No.                Numbering
Designation                           Exhibit                          and Location                 System
-----------                           -------                          ------------              -----------
* 3.1                 Restated Certificate of                Exhibit 3.1 to Registration
                      Incorporation of The John Nuveen       Statement on Form S-1 filed on
                      Company                                April 2, 1992, File No.
                                                             33-46922 (the "S-1 Registration
                                                             Statement")

* 3.2                 Amended and Restated By-Laws of The    Exhibit 3.2 to the Company's
                      John Nuveen Company                    Form 10-K for year ended
                                                             December 31, 1993 filed on
                                                             March 29, 1994 (the "1993 Form
                                                             10-K")

*+10.1                Nuveen 1992 Special Incentive Plan     Exhibit 10.1 to Company's Form
                                                             10-K for the year ended
                                                             December 31, 1992 filed on
                                                             March 30, 1993 (the "1992 Form
                                                             10-K")

*+10.1(b)             Amended and Restated Nuveen 1996       Exhibit A to Company's Schedule
                      Equity Incentive Award Plan            14A, Definitive Proxy Statement
                                                             filed on March 31, 1999

 *+10.2(a)            Form of Employment Agreement with      Exhibit 10.2(a) to Company's
                      Bruce P. Bedford                       Form 10-K for the year ended
                                                             December 31, 1997 and filed on
                                                             March 30, 1998 (the "1997 Form
                                                             10-K")

*+10.2(b)             Form of Employment Agreement with      Exhibit 10.2(b) to Company's
                      Richard D. Hughes                      Form 10-K for year ended
                                                             December 31, 1998 filed on
                                                             March 31, 1999 (the "1998
                                                             Form 10-K")

*+10.2(c)             Form of Employment Agreement with         Exhibit 10.2(c) to Company's
                      George W. Connell                         1998 Form  10-K

 +10.2(c)(i)          Amendment No. 1 to Employment                            --
                      Agreement with George W. Connell

 +10.2(d)             Description of terms of Letter                           --
                      of Employment with Mark T. McGannon

 +10.2(e)             Form of Employment Agreement and                         --
                      Exhibit A, Consulting Arrangement
                      with Richard P. Davis

 +10.3(b)             Nuveen 1999 Executive Officer                            --
                      Performance Plan

*+10.4                Amended and Restated Profit Sharing       Exhibit 10.4 to Company's 1996
                      Plan                                      Form 10-K

*+10.4(a)             Amended and Restated Rittenhouse          Exhibit 10.4(a) to Company's
                      Financial Services, Inc. 1997 Equity      1998 Form  10-K
                      Incentive Award Plan

*+10.5                Amended and Restated Retirement Plan      Exhibit 10.5 to 1994 Form 10-K

*+10.6                Excess Benefit Retirement Plan            Exhibit 10.6 to the S-1
                                                                Registration Statement

 +10.7(a)             The John Nuveen Company Deferred Bonus                   --
                      Plan

 *10.8(c)             Lease dated January 22, 1998 between      Exhibit 10.8(c) to Company's
                      Overseas Partners (333), Inc. and         1998 Form  10-K
                      John Nuveen & Co. Incorporated

**10.9                Investment Management Agreements          Exhibit 10.9 to Pre-effective
                      between Nuveen Advisory Corp. and         Amendment No. 1 and Exhibits
                      each Nuveen Fund                          10.9 to both the 1992 and 1993
                                                                Forms 10-K

**10.10               Investment Management Agreement           Exhibit 10.10 to Pre-effective
                      between Nuveen Institutional              Amendment No. 1 and Exhibits
                      Advisory Corp. and each Nuveen            10.10 to both the 1992 and 1993
                      Select Tax-Free Income Portfolio          Forms 10-K

**10.10(a)            Management Agreement between Nuveen       Exhibit 10.10(a) to the
                      Investment Trust and Nuveen               Form 10-K for the year ended
                      Institutional Advisory Corp.              December 31, 1996 filed on March 31,
                                                                1997 (the "1996 Form 10-K")

 *10.10(b)            Investment Sub-Advisory Agreement         Exhibit 10.10(b) to the 1996
                      between Nuveen Institutional Advisory     Form 10-K
                      Corp. and Institutional Capital
                      Corporation

 *10.10(b)(i)         Addendum to Investment Sub-Advisory       Exhibit 10.10(b)(I) to
                      Agreement between Nuveen                  Company's 1998 Form  10-K
                      Institutional Advisory Corp. and
                      Institutional Capital Corp.

 **10.10(c)           Management Agreement between Nuveen       Exhibit 10.10(c) to
                      Investment Trust II and Nuveen            the 1997
                      Institutional Advisory Corp.              Form 10-K

 *10.10(d)            Investment Sub-Advisory Agreement         Exhibit 10.10(d) to
                      between Nuveen Institutional Advisory     the 1997
                      Corp. and Rittenhouse Financial           Form 10-K
                      Services, Inc.

  10.10(d)(i)         Investment Sub-Advisory Agreement                       --
                      between Columbus Circle Investors LLC
                      and Nuveen Institutional Advisory
                      Corp.

 *10.10(e)            Management Agreement between Nuveen       Exhibit 10.10(e) to Company's
                      Investment Trust III and Nuveen           1998 Form  10-K
                      Institutional Advisory Corp.

  10.10(f)            Investment Management Agreement                         --
                      between each Nuveen Money Market
                      Trust and Nuveen Advisory Corp.

  10.10(g)            Investment Management Agreement                          --
                      between Nuveen Senior Loan Fund and
                      Nuveen Floating Rate Fund, and Nuveen
                      Senior Loan Asset Management Inc.,
                      respectively

*10.12                Tax Sharing Agreement between The St.      Exhibit 10.13 to S-1
                      Paul Companies, Inc. and John Nuveen       Registration Statement
                      & Co. Incorporated

*10.13                Registration Rights Agreement between      Exhibit 10.13 to 1992 Form 10-K
                      The John Nuveen Company and The St.
                      Paul Companies, Inc.

*10.14                Indemnity Agreement between The St.        Exhibit 10.14 to 1992 Form 10-K
                      Paul Companies, Inc. and The John
                      Nuveen Company

 *10.15               Credit Agreement between The John          Exhibit 10.15 to the 1997 Form
                      Nuveen Company and The First National      10-K
                      Bank of Chicago

 *10.17               Support Services Agreement between         Exhibit 10.17 to Company's
                      Rittenhouse Financial Services, Inc.       1998 Form  10-K
                      and Rittenhouse Trust Company

 *10.18               Sublease between Rittenhouse               Exhibit 10.18 to Company's
                      Financial Services, Inc. and               1998 Form  10-K
                      Rittenhouse Trust Company

  10.18(a)            Amendment No. 1 to the Sublease and                      --
                      Support Services Agreement between
                      Rittenhouse Financial Services, Inc.
                      and Rittenhouse Trust Company

 *10.19               Trademark License Agreement between        Exhibit 10.19 to Company's
                      Rittenhouse Financial Services, Inc.,      1998 Form  10-K
                      The John Nuveen Company and
                      Rittenhouse Trust Company

  13                  Annual Report to Shareholders for the                     --
                      fiscal year ended December 31, 1999

  21                  List of Subsidiaries of The John                         --
                      Nuveen Company

  23                  Consent of Independent Auditor                               --

  24.1                Powers of Attorney                                           --

  24.2                Certified Copy of Resolutions of                             --
                      Board of Directors Authorizing
                      Signatures

  27                  Financial Data Schedule                                      --

* Previously filed; incorporated herein by reference.
** Previously filed, other than Form of Renewal of Investment Management
   Agreement, which are filed herewith.
+ Management contracts and compensatory plans and arrangements.